Form 10-Q
period 1996-06-30
WORKINGMENS CAPITAL HOLDINGS INC
filed 1996-07-23
CIK 860600

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   (Mark One)

              [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 0-18469


                       WORKINGMENS CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


             Indiana                                      35-1791203
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


              121 East Kirkwood Avenue, Bloomington, Indiana 47408
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (812) 332-9465
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 19, 1996:

        Common Stock, without par value -- 1,808,560 shares outstanding

                       WORKINGMENS CAPITAL HOLDINGS, INC.

                                   FORM 10-Q

                                     INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Statements of Financial Condition
              as of June 30, 1996 and December 31, 1995 ..............    1
         Consolidated Statements of Earnings for the three months
              and six months ended June 30, 1996 and 1995 ............    2
         Consolidated Statement of Shareholders' Equity
              for the six months ended June 30, 1996 .................    3
         Consolidated Statements of Cash Flows for the six months
              ended June 30, 1996 and 1995 ...........................    4
         Notes to Consolidated Financial Statements ................      5

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................    6


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ........     9

Item 6.  Exhibits and Reports on Form 8-K ...........................     9

Signatures ..........................................................    10

                       WORKINGMENS CAPITAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                      (Unaudited and Dollars in Thousands)



                                                                        June 30,      December 31,
                                                                          1996           1995
                                                                      ------------   -------------
         Assets
Cash                                                                       $1,002       $1,298
Interest-bearing deposits                                                   2,021        3,231
Investment securities held to maturity                                      6,170        3,165
Investment in mutual fund available for sale                                3,873        3,894
Mortgage-backed securities held to maturity                                 4,094        4,550
Mortgage-backed securities available for sale                               1,137        1,256
Loans receivable                                                          183,777      189,996
Less allowance for loan losses                                               (376)        (335)
                                                                         --------     --------
Loans receivable, net                                                     183,401      189,661
Accrued interest receivable:
    Loans                                                                   1,109        1,052
    Investment securities and interest-
     bearing deposits                                                         129           69
    Mortgage-backed securities                                                 36           39
Stock in FHLB of Indianapolis                                               1,838        1,758
Premises and equipment                                                      1,362        1,371
Real estate owned                                                               -            -
Prepaid expenses and other assets                                           2,031        1,910
                                                                         --------     --------
            Total Assets                                                 $208,203     $213,254
                                                                         ========     ========
   Liabilities and Shareholders' Equity
Deposits                                                                 $149,721     $152,141
FHLB advances                                                              30,700       34,200
Advances by borrowers for taxes and insurance                                 311          422
Income taxes                                                                  183           89
Deferred income taxes                                                         290          269
Accrued interest on deposits                                                   53           61
Accrued expenses and other liabilities                                        486          387

    Total Liabilities                                                     181,744      187,569
                                                                         --------     --------
Shareholders' Equity:
    Preferred stock, no par value, 2,000,000
       shares authorized, none issued                                           -            -
    Common stock, no par value, shares authorized
       of 5,000,000; shares issued and outstanding
       of 1,808,560 and 1,777,920                                           8,341        8,066
Retained earnings - substantially restricted                               18,262       17,722
Unrealized loss on securities available for sale                             (144)        (103)
                                                                         --------     --------
    Total Shareholders' Equity                                             26,459       25,685
                                                                         --------     --------
    Total Liabilities and Shareholders' Equity                           $208,203     $213,254
                                                                         ========     ========


See Notes to Consolidated Financial Statements

                       WORKINGMENS CAPITAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Earnings
           (Unaudited and Dollars in Thousands, Except Per Share Data)



                                             Three Months Ended        Six Months Ended
                                                  June 30,                  June 30,
                                          ----------------------    ---------------------
                                            1996         1995         1996         1995
Interest income:
  Loans receivable                         $3,665       $3,663       $7,420       $7,245
  Mortgage-backed securities                   87          104          180          211
  Investment securities                       141          115          248          236
  Interest-bearing deposits                    82           61          167          108
  Dividends from FHLB                          34           34           69           65
                                            -----        -----        -----        -----
     Total interest income                  4,009        3,977        8,084        7,865
                                            -----        -----        -----        -----
Interest expense:
  Deposits                                  2,031        2,008        4,105        3,912
  FHLB advances                               540          517        1,089        1,010
  Other                                         3            2            7            4
Total interest expense                      2,574        2,527        5,201        4,926
                                            -----        -----        -----        -----
     Net interest income                    1,435        1,450        2,883        2,939
Provision for loan losses                      21           18           42           36
                                            -----        -----        -----        -----
     Net interest income after
       provision for loan losses            1,414        1,432        2,841        2,903
                                            -----        -----        -----        -----
Non-interest income:
  Fees, service charges, and other             49           49           95           94
  Commissions                                   4            4           20           22
  Gain (loss) on sale of REO                    -           15            -           15
  Gain (loss) on sale of loans                 11            -           42            -
  Gain (loss) on sale of investments            -            -            -            -
                                            -----        -----        -----        -----
     Total non-interest income                 64           68          157          131
                                            -----        -----        -----        -----
Non-interest expense:
  Compensation and employee benefits          354          336          717          675
  Occupancy and equipment                      86           82          174          165
  Federal deposit insurance premium            87           85          174          170
  Merger related expenses                      71            -           75            -
  Other                                       167          173          385          375
                                            -----        -----        -----        -----
     Total non-interest expense               765          676        1,525        1,385
                                            -----        -----        -----        -----
Earnings before income taxes                  713          824        1,473        1,649
Income taxes                                  309          319          610          639
                                            -----        -----        -----        -----
     Net earnings                            $404         $505         $863       $1,010
                                            =====        =====        =====        =====
Earnings per common share                   $0.22        $0.29        $0.48        $0.57
                                            =====        =====        =====        =====
Dividends per common share                  $0.09        $0.08        $0.18        $0.16
                                            =====        =====        =====        =====
Weighted average number of
   common shares outstanding            1,807,219    1,767,420    1,793,215    1,767,420


See Notes to Consolidated Financial Statements

                       WORKINGMENS CAPITAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                 Consolidated Statement of Shareholders' Equity
                      (Unaudited and Dollars in Thousands)

                         Six Months ended June 30, 1996



                                                                                        Net unrealized
                                                                                          depreciation
                                              Number of                                  on securities      Total
                                               Shares         Common       Retained        available     Shareholders'
                                             Outstanding      Stock        Earnings        for sale        Equity
                                             -----------      ------       --------     --------------   -------------
Balance at beginning of period               1,777,920        $8,066        $17,722          $(103)       $25,685

  Net earnings for the period                                                   863                           863

  Dividends ($0.18 per share)                                                  (323)                         (323)

  Issuance of shares of common
    stock at $5.00 per share                    30,640           153                                          153
  Tax benefit of stock
    options exercised                                            122                                          122

  Change in net unrealized
    depreciation on securities                                                                 (41)           (41)
                                             ---------         ------        -------         -----        -------
Balance at end of period                     1,808,560         $8,341        $18,262         $(144)       $26,459
                                             =========         ======        =======         =====        =======




See Notes to Consolidated Financial Statements

                       WORKINGMENS CAPITAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                      (Unaudited and Dollars in Thousands)


                                                                 Six Months Ended
                                                                     June 30
                                                                ------------------
                                                                 1996        1995
                                                                ------     -------
Cash flows from operating activities:
   Net earnings                                                  $863      $1,010
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Provision for loan losses                                   42          36
       Depreciation                                                62          66
       Deferred Federal income taxes                               35          43
       Amortization of premiums (discounts), net                   19          30
       Net (gain) loss on sale of investments                       -           -
       Net (gain) loss on sale of REO                               -         (15)
       (Increase) decrease in loans held for sale                 360           -
       (Increase) decrease in other assets                       (234)       (201)
       Increase (decrease) in other liabilities                   306          52
                                                               ------      ------
          Net cash provided by operating activities             1,453       1,021
                                                               ------      ------
Cash flows from investing activities:
   Proceeds from maturity of investment securities                  -       3,000
   Purchase of investment securities                           (3,095)     (1,125)
   Loans funded net of collections                              5,859      (2,916)
   Proceeds from sale of REO                                        -         135
   Mortgage insurance collected on REO                              -          12
   Proceeds from sale of mortgage-backed securities                 -           -
   Principal collected on mortgage-backed securities              532         426
   Purchase of mortgage-backed securities                           -
   Purchases of premises and equipment                            (54)        (71)
                                                               ------      ------
          Net cash provided (used) by investing activities      3,242        (539)
                                                               ------      ------
Cash flows from financing activities:
   Net increase in deposits                                    (2,420)      5,284
   Proceeds from issuance of common stock                         153           -
   Repurchase of common stock                                       -           -
   Payments of dividends to common shareholders                  (323)       (282)
   Repayments of FHLB Advances                                 (3,500)    (10,500)
   Borrowings of FHLB advances                                      -       9,500
   Increase in advances by borrowers
    for taxes and insurance                                      (111)          7
                                                               ------      ------
          Net cash provided (used) by financing activities     (6,201)      4,009
                                                               ------      ------
Net increase (decrease) in cash and cash equivalents           (1,506)      4,491
Cash and cash equivalents at beginning of period                4,529       2,205
                                                               ------      ------
Cash and cash equivalents at end of period                     $3,023      $6,696
                                                               ======      ======

Supplemental disclosure of cash flow information:
   Interest paid                                               $5,214      $4,916
   Income taxes paid                                             $359        $562


See Notes to Consolidated Financial Statements

WORKINGMENS CAPITAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Workingmens Capital Holdings, Inc. ("WCHI") and its subsidiary. The only direct subsidiary of WCHI is Workingmens Federal Savings Bank ("WFSB"). A summary of WCHI's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements of WCHI's 1995 Shareholder Annual Report.

The consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q, and, therefore, do not include all information and footnotes normally shown for full annual financial statements.

The consolidated interim financial statements at June 30, 1996 and for the three months and six months ended June 30, 1996 and 1995 are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows, and changes in shareholders' equity for such periods.

Earnings per share is computed by dividing net earnings by the average number of shares of common stock outstanding during the period. The effects of the outstanding stock options (for 36,980 shares) are dilutive by less than three percent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Results of Operations:

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

    The net earnings for the three months ended June 30, 1996, were $404,000 compared to $505,000 for the three months ended June 30, 1995, a decrease of $101,000 or 20.0%.

    Net interest income after provision for loan losses decreased $18,000, or 1.3%, from $1,432,000 for the three months ended June 30, 1995, to $1,414,000 for the same period in 1996. Total interest income for the three months ended June 30, 1996 increased $32,000 compared to the three months ended June 30, 1995. The overall increase in total interest income is attributable to an increase in volume in excess of a slight decline in interest rates. Total interest expense for the three months ended June 30, 1996 increased $47,000 compared to the three months ended June 30, 1995. The increase in total interest expense is attributable both to slight increases in volume and in interest rates. The interest rate spread for the three months ended June 30, 1996, of 2.11% was down eleven basis points compared to 2.22% for the three months ended June 30, 1995.

    Total non-interest income for the three months ended June 30, 1996, was $64,000, a decrease of $4,000, or 5.9%, from $68,000 for the three months ended June 30, 1995. The decrease was due to a $15,000 decrease in gain on the sale of REO, offset by an $11,000 increase in gain on the sale of loans.

    Total non-interest expense for the three months ended June 30, 1996, was $765,000, an increase of $89,000, or 13.2%, from $676,000 for the three months ended June 30, 1995. The increase was due to increases in salaries and benefits of $18,000 and merger related expenses of $71,000. The increase in salaries and benefits was due to normal annual salary increases as well as the increase in costs of employee benefits. The merger related expenses were due to cost incurred in connection with the merger with Old National Bancorp which will be accounted for under the pooling-of-interests method. The merger is expected to be completed in the fourth quarter of 1996.

     Income taxes decreased $10,000, or 3.1%, from $319,000 for the three months ended June 30, 1995, to $309,000 for the same period in 1996 due to decreased taxable income.

Six months ended June 30, 1996 compared to six months ended June 30, 1995:

   The net earnings for the six months ended June 30, 1996, were $863,000 compared with $1,010,000 for the six months ended June 30, 1995, a decrease of $147,000 or 14.6%.

    Net interest income after provision for loan losses decreased $62,000, or 2.1%, from $2,903,000 for the six months ended June 30, 1995, to $2,841,000 for the same period in 1996. Total interest income increased $219,000, or 2.8%, from $7,865,000 for the six months ended June 30, 1995, to $8,084,000 for the same period in 1996. The overall increase in total interest income is attributable to increases in volume and in interest rates. Total interest expense increased $275,000, or 5.6%, from $4,926,000 for the six months ended June 30, 1995, to $5,201,000 for the same period in 1996. The increase in total interest expense is attributable to increases in volume and in interest rates. The interest rate spread for the six months ended June 30, 1996, of 2.12% was down sixteen basis points compared to 2.28% for the six months ended June 30, 1995.

    Total non-interest income for the six months ended June 30, 1996, was $157,000, an increase of $26,000, or 19.8%, from $131,000 for the six months ended June 30, 1995. The increase was due primarily to an increase of $42,000 in gain on the sale of loans, offset by an decrease of $15,000 in gain on the sale of REO.

    Total non-interest expense for the six months ended June 30, 1996, was $1,525,000, an increase of $140,000, or 10.1%, from $1,385,000 for the six months ended June 30, 1995. The increase was primarily due to an increase in compensation and employee benefits of $42,000 and an increase of $75,000 in merger related expenses. The increase in compensation and employee benefits was due to normal annual salary increases as well as the increase in costs of employee benefits. The merger related expenses were due to cost incurred in connection with the merger with Old National Bancorp which will be accounted for under the pooling-of-interests method. The merger is expected to be completed in the fourth quarter of 1996.

     Income taxes decreased $29,000, or 4.5%, from $639,000 for the six months ended June 30, 1995, to $610,000 for the same period in 1996 due to decreased taxable income.

(b)  Financial Condition:

    WCHI's total assets decreased $5.1 million, or 2.4%, to $208.2 million at June 30, 1996, from $213.3 million at December 31, 1995. Cash, interest bearing deposits, investment securities, and investment in mutual fund increased $1.5 million, or 12.8%, to $13.1 million at June 30, 1996, from $11.6 million at December 31, 1995. Loans receivable, net, decreased $6.3 million, or 3.3%, to $183.4 million at June 30, 1996, from $189.7 million at December 31, 1995. During the first six months a substantial number of loans originated were
fixed-rate   loans  which  WFSB  sold.   The  cash  generated  was  invested  in
interest-bearing deposits. Mortgage-backed securities decreased $575,000, or 9.9%, to $5.2 million at June 30, 1996, from $5.8 million at December 31, 1995.

    Deposits decreased $2.4 million, or 1.6%, to $149.7 million at June 30, 1996. FHLB advances decreased $3.5 million, or 10.2%, to $30.7 million at June 30, 1996, from $34.2 million at December 31, 1995, due to repayments of maturing advances.

    WCHI's shareholders' equity increased $774,000, or 3.0%, to $26.5 million at June 30, 1996, from $25.7 million at December 31, 1995. The increase was attributable to current period earnings of $863,000 reduced by $323,000 of cash dividends paid. Additionally, shareholders' equity increased $153,000 from proceeds from the exercise of stock options and $122,000 from the income tax benefit of stock options exercised, while the change in net unrealized depreciation on securities available for sale was a reduction of $41,000.

(c) Liquidity and Capital Resources:

    The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. The minimum required ratio is currently set by the OTS regulation at 5%, of which 1% must be comprised of short-term investments (i.e., generally with a term of less than one year). At June 30, 1996, WCHI's liquidity ratio was 7.09%, of which 3.63% was comprised of short-term investments, each of which is above the regulatory requirement.

    Borrowings may be used to compensate for reductions in other sources of funds such as deposits and to assist in asset liability management. As a member of the FHLB system, WFSB may borrow from the FHLB of Indianapolis. At June 30, 1996, WFSB had $30.7 million in borrowings from the FHLB of Indianapolis, and could have borrowed an additional $6.0 million from the FHLB of Indianapolis as of that date. These borrowings were made to assist WFSB in its asset liability management and to strengthen WFSB's liquidity position. As of that date, WFSB had commitments to fund loan originations of approximately $4.8 million, of which 43.4% were adjustable rate and 56.6% were fixed rate. In the opinion of management, WFSB has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

    At June 30, 1996, based on the capital standards then in effect, WFSB was in compliance with the capital requirements mandated by applicable law.

    The following is a summary of WFSB's regulatory capital and capital requirements at June 30, 1996:

                                  Tangible            Core          Risk-based
                                  capital           capital          capital
                                -----------       -----------       -----------
Regulatory capital              $25,180,000       $25,180,000       $25,556,000
Minimum capital requirement       3,122,000         6,245,000         9,486,000
                                -----------       -----------       -----------
Excess capital                  $22,058,000       $18,935,000       $16,070,000
                                ===========       ===========       ===========

Regulatory capital ratio               12.1%             12.1%             21.6%
                                ===========       ===========       ===========


(d) Supplemental Data:


                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                           -------------------      -----------------
                                           1996          1995       1996        1995
                                           ----          ----       ----        -----
Interest rate spread ..................... 2.11%         2.22%      2.12%       2.28%
Net yield on interest-earning assets ..... 2.78%         2.86%      2.79%       2.90%
Return on average assets ................. 0.77%         0.98%      0.82%       0.98%
Return on average equity ................. 6.12%         8.13%      6.60%       8.20%




                                                    At June 30,
                                              ----------------------
                                                1996          1995
                                              -------       --------
Non-performing assets to total assets ....      0.32%         0.12%
Book value per share .....................    $14.63        $14.12

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

        On April 16, 1996, WCHI held its annual meeting of shareholders, the results of which follow:

        Report of proxies received and shares voted April 16, 1996.

                                    Total        Voted       % of Total
                                   ---------   ---------     ----------
             Number of shares      1,778,480   1,588,886       89.34%


          Election of Directors

     Director           Expiration of                   Against or                Broker
     Nominees         Term as Director       For         Withheld     Abstain    Non-votes
- - ------------------    ----------------    ---------     ----------    -------    ---------
Richard R. Haynes            1999         1,574,031      14,855         -0-        -0-
J. H. McCutchen              1999         1,568,031      20,855         -0-        -0-
David Rogers                 1999         1,569,831      19,055         -0-        -0-

     Directors
Continuing in Office

Robert H. Shaffer            1997
Joseph A. Walker             1997
William E. Benckart          1998
Robert J. Wetnight           1998


        Approval and ratification of the appointment of KPMG Peat Marwick as auditors for the year ending December 31, 1996.

                                Against or                  Broker
                                   For       Withheld       Abstain   Non-votes
                                ----------   --------       -------   ---------
                                1,564,487     7,012          17,387      -0-


Item 6.  Exhibits and Reports on Form 8-K

        a)  Not applicable.

        b) The Registrant filed a Form 8-K dated April 8, 1996 which disclosed an Agreement of Affiliation and Merger among Old National Bancorp, ONB Bank, Workingmens Capital Holdings, Inc., and Workingmens Federal Savings Bank.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  July 19, 1996                           /s/ Richard R. Haynes
                                               ---------------------------------
                                               Richard R. Haynes, President




DATE:  July 19, 1996                           /s/ Joseph A. Walker
                                               ---------------------------------
                                               Joseph A. Walker, Vice President/
                                               Treasurer