Form 10-Q/A
period 1996-06-30
WORKINGMENS CAPITAL HOLDINGS INC
filed 1996-08-27
CIK 860600

FORM 10-Q/A


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

Item 6.  Exhibits and Reports on Form 8-K

        a)  The following exhibit is attached hereto:

            Exhibit 27 -- Financial Data Schedule

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


DATE:  August 27, 1996                         /s/ Richard R. Haynes
                                               ---------------------------------
                                               Richard R. Haynes, President




DATE:  August 27, 1996                         /s/ Joseph A. Walker
                                               ---------------------------------
                                               Joseph A. Walker, Vice President/
                                               Treasurer